Form 10QSB
period 1995-09-30
ENEX INCOME & RETIREMENT FUND SERIES 3 LP
filed 1995-11-13
CIK 830320

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-16575

                ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
        (Exact name of small business issuer as specified in its charter)

                              New Jersey 76-0222818
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)


                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes x No

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
BALANCE SHEET
-------------------------------------------------------------------

                                                      September 30,
ASSETS                                                    1995
                                                      -------------
                                                       (Unaudited)
CURRENT ASSETS:
  Cash ...........................................   $    4,192
  Accounts receivable - oil & gas sales ..........       17,262
                                                     ----------

Total current assets .............................       21,454
                                                     ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests .............................    1,325,118
  Less  accumulated depletion ....................    1,073,517
                                                     ----------

Property, net ....................................      251,601
                                                     ----------

TOTAL ............................................   $  273,055
                                                     ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

   Payable to general partner ....................   $   30,178
                                                     ----------



NONCURRENT PAYABLE TO GENERAL PARTNER ............       60,351
                                                     ----------

PARTNERS' CAPITAL:
   Limited partners ..............................      179,150
   General partner ...............................        3,376
                                                     ----------

Total partners' capital ..........................      182,526
                                                     ----------

TOTAL ............................................   $  273,055
                                                     ==========




See accompanying notes to financial statements.
-------------------------------------------------------------------


ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------


(UNAUDITED)
                                            QUARTER ENDED                 NINE MONTHS ENDED
                                     ---------------------------   ----------------------------

                                     September 30, September 30,   September 30,  September 30,
                                         1995          1994            1995           1994
                                     -------------  ------------   -------------  -------------
REVENUES:
Oil and gas sales ............       $  23,923       $   37,219      $   57,679       $ 134,351
                                     ----------      ----------       ----------      ----------

EXPENSES:
  Depletion ..................          17,964           17,846          38,271           58,707
  Production taxes ...........           2,023            1,486           3,185            4,570
  General and administrative .           7,125            8,259          23,857           31,601
                                     ----------      ----------       ----------      -----------

Total expenses ...............          27,112           27,591          65,313           94,878
                                     ----------      ----------       ----------      -----------

NET INCOME (LOSS) ............       $  (3,189)      $    9,628       $  (7,634)      $   39,473
                                     ==========      ==========       ==========      ===========




See accompanying notes to financial statements.
-------------------------------------------------------------------------------------------------


ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------

(UNAUDITED)
                                                            NINE MONTHS ENDED
                                                      -----------------------------

                                                       September 30,  September 30,
                                                           1995           1994
                                                      --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..................................      $ (7,634)      $ 39,473
                                                          ---------      ---------

Adjustments to reconcile net income (loss) to net
cash
   provided by operating activities
  Depletion ........................................        38,271         58,707
Decrease in:
  Accounts receivable - oil & gas sales ............         9,576          6,895
Increase (decrease) in:
   Accounts payable ................................        (2,909)        (3,727)
   Payable to general partner ......................       (10,376)         2,107
                                                          ---------       --------

Total adjustments ..................................        34,562         63,982
                                                          ---------       --------

Net cash provided by operating activities ..........        26,928        103,455
                                                          ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions .............................       (30,254)       (99,482)
                                                          ---------       --------

NET (DECREASE) INCREASE IN CASH ....................        (3,326)         3,973

CASH AT BEGINNING OF YEAR ..........................         7,518         24,273
                                                          ---------       --------

CASH AT END OF PERIOD ..............................      $  4,192       $ 28,246
                                                          =========      =========





See accompanying notes to financial statements.
----------------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $37,219 in 1994 to $23,923 in 1995. This represents a decrease of $13,296 (36%). Oil sales decreased by $869 or 21%. A 21% decrease in oil production caused sales to decrease by $856. A 1% decrease in the average net oil sales price reduced sales by an additional $13. Gas sales decreased by $12,427 or 38%. A 5% decrease in gas production reduced sales by $1,597, while a 34% decrease in average net gas sales price reduced sales by an additional $10,830. The decrease in oil production was primarily a result of natural production declines. The slight decrease in gas production was primarily due to natural production declines, partially offset by the shut-in of production from the Corinne acquisition in the third quarter of 1994, due to over-production. The changes in average net oil prices corresponds with changes in the overall market for the sale of oil. The decrease in the average net gas sales price was primarily due to higher operating costs on the Barnes Estate acquisition in the third quarter of 1995.

Depletion expense increased from $17,846 in the third quarter of 1994 to $17,964 in the third quarter of 1995. This represents an increase of $118 (1%). A 7% increase in the depletion rate increased depletion expense by $1,232. This increase was partially offset by the changes in production, noted above. The rate increase is primarily the result of relatively higher production from properties with a higher depletion rate, partially offset by an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $8,259 in 1994 to $7,125 in 1995. This decrease of $1,134 (14%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months decreased from $134,351 in 1994 to $57,679 in 1995. This represents a decrease of $76,672 (57%). Oil sales decreased by $3,941 or 29%. A 31% decrease in oil production caused sales to decrease by $4,164. This decrease was partially offset by a 2% increase in the average net oil sales price. Gas sales decreased by $72,731 or 62%. A 32% decrease in gas production reduced sales by $37,761, while a 42% decrease in average net gas sales price reduced sales by an additional $34,970. The decreases in oil and gas production were primarily a result of the shut in of production from the Corinne acquisition due to over- production coupled with natural production declines, which were especially pronounced on the Barnes Estate acquisition. The changes in average net oil and gas prices were due to lower net profits royalty payments received from the Barnes Estate acquisition, which had higher operating costs in 1995, coupled with higher prices in the overall market for the sale of oil and lower prices in the overall market for the sale of gas.

Depletion expense decreased from $58,707 in the first nine months of 1994 to $38,271 in the first nine months of 1995. This represents a decrease of $20,436 (35%). The changes in production, noted above, reduced depletion expense by $17,430. A 7% decrease in the depletion rate reduced depletion expense by an additional $3,006. This rate decrease is primarily the result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $31,601 in 1994 to $23,857 in 1995. This decrease of $7,744 (25%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

     The Company discontinued the payment of distributions in July 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

                           PART II. OTHER INFORMATION


         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ENEX INCOME AND RETIREMENT
                                                      FUND - SERIES 3, L.P.
                                                      ---------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                            General Partner



                                                      By: /s/ R. E. Densford
                                                          -------------------
                                                              R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                           Officer




November 11, 1995                                     By: /s/ James A. Klein
                                                          -------------------
                                                              James A. Klein
                                                         Controller and Chief
                                                          Accounting Officer