Form 10QSB
period 1996-03-31
ENEX INCOME & RETIREMENT FUND SERIES 3 LP
filed 1996-05-14
CIK 830320

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-16575

               ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0222818
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


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
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                MARCH 31,
ASSETS                                                            1996
                                                         ---------------------
(Unaudited)
CURRENT ASSETS:
  Cash                                                   $              2,346
  Accounts receivable - oil & gas sales                                24,273
                                                         ---------------------

Total current assets                                                   26,619
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,325,118
  Less  accumulated depletion                                       1,147,756
                                                         ---------------------

Property, net                                                         177,362
                                                         ---------------------

TOTAL                                                    $            203,981
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                      $                442
   Payable to general partner                                          26,381
                                                         ---------------------

Total current liabilities                                              26,823

NONCURRENT PAYABLE TO GENERAL PARTNER                                  52,762
                                                         ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                   119,410
   General partner                                                      4,986
                                                         ---------------------

Total partners' capital                                               124,396
                                                         ---------------------

TOTAL                                                    $            203,981
                                                         =====================







See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------


(UNAUDITED)                                 THREE MONTHS ENDED
                                     ----------------------------------------

                                        MARCH 31,              MARCH 31,
                                           1996                  1995
                                   -------------------    -------------------

REVENUES:
Oil and gas sales                  $           28,398       $         28,577
                                   -------------------    -------------------

EXPENSES:
  Depletion                                    11,377                 15,808
  Impairment of property                       52,602                      -
  Production taxes                              1,260                    957
  General and administrative                    8,495                 10,369
                                   -------------------    -------------------

Total expenses                                 73,734                 27,134
                                   -------------------    -------------------

NET INCOME (LOSS)                  $          (45,336)      $          1,443
                                   ===================    ===================



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       THREE MONTHS ENDED

                                                  MARCH 31,          MARCH 31,
                                                    1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $  (45,336)        $   1,443

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion                                         11,377            15,808
  Impairment of property                            52,602                 -
(Increase) decrease in:
  Accounts receivable - oil & gas sales            (11,112)            4,010
Increase (decrease) in:
   Accounts payable                                 (3,850)           (2,909)
   Payable to general partner                       (3,360)              861

Total adjustments                                   45,657            17,770

Net cash provided by operating activities              321            19,213

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                   -           (17,596)

NET INCREASE IN CASH                                   321             1,617

CASH AT BEGINNING OF YEAR                            2,025             7,518

CASH AT END OF PERIOD                          $     2,346         $   9,135



See accompanying notes to financial statements.

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $52,602 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $28,577 in 1995 to $28,398 in 1995. This represents a decrease of $179 (1%). Oil sales increased by $1,303 or 29%. A 13% increase in oil production caused sales to increase by $591. A 14% increase in average net oil prices increased sales by an additional $712. Gas sales decreased by $1,482 or 6%. A 10% decrease in average net gas prices reduced sales by $2,621. This decrease was partially offset by a 5% increase in gas production. The increase in oil production was primarily the result of the shut-in of production from the East Cameron acquisition in the first quarter of 1995. The increase in gas production was primarily the result of a successful workover on the Barnes Estate #2C in the first quarter of 1996. The increase in the average oil net sales price was primarily due to higher prices in the overall market for the sale of oil. The decrease in the average net gas sales price was primarily due to workover expenses incurred on the Barnes Estate acquisition, on which the Company receives a net profits royalty.

Depletion expense decreased from $15,808 in the first quarter of 1995 to $11,377 in the first quarter of 1996. This represents a decrease of $4,431 (28%). A 32% decrease in the depletion rate reduced depletion expense by $5,347. This decrease was partially offset by the changes in production, noted above. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $52,602 property impairment.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment of $52,602 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $15,808 in the first quarter of 1995 to $11,377 in the first quarter of 1996. This decrease of $4,431 (28%) is primarily due to less staff time being required to manage the Company's operations, partially offset by a $1,234 increase in direct expenses incurred by the Company in 1996.

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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in the near future.

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

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   ENEX INCOME AND RETIREMENT
                                                     FUND - SERIES 3, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer