Form 10QSB
period 1996-06-30
ENEX INCOME & RETIREMENT FUND SERIES 3 LP
filed 1996-08-14
CIK 830320

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                JUNE 30,
ASSETS                                                            1996
                                                         ---------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                   $              2,565
  Accounts receivable - oil & gas sales                                40,015
                                                         ---------------------

Total current assets                                                   42,580
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,325,118
  Less  accumulated depletion                                       1,156,526
                                                         ---------------------

Property, net                                                         168,592
                                                         ---------------------

TOTAL                                                    $            211,172
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                      $                292
   Payable to general partner                                          22,778
                                                         ---------------------

Total current liabilities                                              23,070
                                                         ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  45,557
                                                         ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                   134,866
   General partner                                                      7,679
                                                         ---------------------

Total partners' capital                                               142,545
                                                         ---------------------

TOTAL                                                    $            211,172
                                                         =====================



See accompanying notes to financial statements.
- ------------------------------------------------------
                                       I-1

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------


(UNAUDITED)
                                      QUARTER ENDED                            SIX MONTHS ENDED
                                   -----------------------------------    --------------------------------------

                                    JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                      1996                  1995                 1996                 1995
                                   --------------    -----------------    -----------------    -----------------
REVENUES:
Oil and gas sales                   $     35,884     $          5,179     $         64,282     $         33,756
                                   --------------    -----------------    -----------------    -----------------

EXPENSES:
  Depletion                                8,770                4,499               20,147               20,307
  Impairment of property                       -                    -               52,602                    -
  Production taxes                         1,827                  205                3,087                1,162
  General and administrative               7,138                6,363               15,633               16,732
                                   --------------    -----------------    -----------------    -----------------

Total expenses                            17,735               11,067               91,469               38,201
                                   --------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)                    $    18,149     $         (5,888)    $        (27,187)    $         (4,445)
                                   ==============    =================    =================    =================



See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                              SIX MONTHS ENDED
                                                     --------------------------------------------

                                                           JUNE 30,                JUNE 30,
                                                             1996                    1995
                                                     -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                           $          (27,187)         $        (4,445)
                                                     -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities
  Depletion                                                      20,147                   20,307
   Impairment of property                                        52,602                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                         (26,854)                  13,939
Increase (decrease) in:
   Accounts payable                                              (4,000)                  (2,909)
   Payable to general partner                                   (14,168)                     211
                                                     -------------------      -------------------

Total adjustments                                                27,727                   31,548
                                                     -------------------      -------------------

Net cash provided by operating activities                           540                   27,103
                                                     -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                                -                  (30,254)
                                                     -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                     540                   (3,151)

CASH AT BEGINNING OF YEAR                                         2,025                    7,518
                                                     -------------------      -------------------

CASH AT END OF PERIOD                                $            2,565          $         4,367
                                                     ===================      ===================



See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.


2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $35,884 in 1996 from $5,179 in 1995. This represents an increase of $30,705 (593%). Oil sales increased by $969 or 54%. An 83% increase in the average net oil sales price increased sales by $1,246. This increase was partially offset by a 16% decrease in oil production. Gas sales increased by $29,736 or 888%. A 65% increase in gas production increased sales by $2,188, while a 497% increase in the average net gas sales price increased sales by an additional $27,548. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily due to higher production from the Corinne acquisition which had been shut-in for over-production in the second quarter of 1995, and due to higher production from the East Cameron acquisition, which was shut-in for workovers in the second quarter of 1995. The increases in the average net oil and gas sales prices were due to relatively higher net profits royalty payments received from the Barnes Estate acquisition, which had lower operating costs in 1996, coupled with higher prices in the overall market for the sale of oil and gas.

Depletion expense increased to $8,770 in the second quarter of 1996 from $4,499 in the second quarter of 1995. This represents an increase of $4,271 (95%). The changes in production, noted above, increased depletion expense by $2,446. A 26% increase in the depletion rate increased depletion expense by an additional $1,825. The rate increase was primarily due to a higher production from properties with a higher depletion rate coupled with a downward revision of the gas reserves during December 1995, partially offset by an upward revision of the oil reserves during December 1995 and the lower property basis resulting from the recognition of a $52,602 property impairment in the first quarter of 1996.

General and administrative expenses increased to $7,138 in 1996 from $6,363 in 1995. This increase of $775 (12%) is primarily due to more staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $64,282 in 1996 from $33,756 in 1995. This represents an increase of $30,526 (90%). Oil sales increased by $2,272 or 36%. A 3% increase in oil production caused sales to increase by $160. A 33% increase in the average net oil sales price increased sales by an additional $2,112. Gas sales increased by $28,254 or 103%. A 26% increase in gas production increased sales by $7,080, while a 61% increase in the average net gas sales price increased sales by an additional $21,174. The increases in oil and gas production were primarily due to higher production from the Corinne acquisition which had been shut-in for over-production in the second quarter of 1995, and due to higher production from the East Cameron acquisition, which was shut-in for workovers in 1995. The increases in the average net oil and gas sales prices were due to relatively higher net profits royalty payments received from the Barnes Estate acquisition, which had lower operating costs in 1996, coupled with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $20,147 in the first six months of 1996 from $20,307 in the first six months of 1995. This represents a decrease of $160 (1%). A 19% decrease in the depletion rate reduced depletion expense by $4,793. This decrease was partially offset by the changes in production, noted above. The rate decrease was primarily due to an upward revision of the oil reserves during December 1995 and the lower property basis resulting from the recognition of a $52,602 property impairment in the first quarter of 1996, partially offset by a downward revision of the oil reserves during December 1995.

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

General and administrative expenses decreased to $15,633 in 1996 from $16,732 in 1995. This decrease of $1,099 (7%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                           ENEX INCOME AND RETIREMENT
                                             FUND - SERIES 3, L.P.
                                                  (Registrant)



                                          By:ENEX RESOURCES CORPORATION
                                                 General Partner



                                          By: /s/ R. E. Densford
                                                  R. E. Densford
                                            Vice President, Secretary
                                          Treasurer and Chief Financial
                                                     Officer




August 13, 1996                           By: /s/ James A. Klein
                                             -------------------
                                                   James A. Klein
                                               Controller and Chief
                                                Accounting Officer