Form 10QSB/A
period 1996-06-30
ENEX INCOME & RETIREMENT FUND SERIES 3 LP
filed 1996-11-07
CIK 830320

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                JUNE 30,
ASSETS                                                            1996
                                                         ---------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                   $              2,565
  Accounts receivable - oil & gas sales                                40,015
                                                         ---------------------

Total current assets                                                   42,580
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,325,118
  Less  accumulated depletion                                       1,156,526
                                                         ---------------------

Property, net                                                         168,592
                                                         ---------------------

TOTAL                                                    $            211,172
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                      $                292
   Payable to general partner                                          22,778
                                                         ---------------------

Total current liabilities                                              23,070
                                                         ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  45,557
                                                         ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                   134,866
   General partner                                                      7,679
                                                         ---------------------

Total partners' capital                                               142,545
                                                         ---------------------

TOTAL                                                    $            211,172
                                                         =====================


Number of $500 Limited Partner units outstanding                       2,988




See accompanying notes to financial statements.
------------------------------------------------------
                                       I-1

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


3.        The Financial  Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
          Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment of $52,602 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.


                                       I-4



average net oil and gas sales prices were due to relatively higher net profits royalty payments received from the Barnes Estate acquisition, which had lower operating costs in 1996, coupled with higher prices in the overall market for the sale of oil and gas.


Depletion expense decreased to $20,147 in the first six months of 1996 from $20,307 in the first six months of 1995. This represents a decrease of $160 (1%). A 19% decrease in the depletion rate reduced depletion expense by $4,793. This decrease was partially offset by the changes in production, noted above. The rate decrease was primarily due to an upward revision of the oil and gas reserves during December 1995 and the lower property basis resulting from the recognition of a $52,602 property impairment in the first quarter of 1996, partially offset by a downward revision of the oil reserves during December 1995.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment of $52,602 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.


General and administrative expenses decreased to $15,633 in 1996 from $16,732 in 1995. This decrease of $1,099 (7%) is primarily due to less staff time being required to manage the Company's operations.


Account receivable - oil and gas sales are disproportionately high in relation to oil and gas sales as the revenues from the Corinne field were withheld by the purchaser due to a gas balancing dispute.


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating activities. Future periodic distributions will be made once sufficient net revenues are accumulated.


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


                                           ENEX INCOME AND RETIREMENT
                                             FUND - SERIES 3, L.P.
                                                  (Registrant)



                                          By:ENEX RESOURCES CORPORATION
                                                 General Partner



                                          By: /s/ R. E. Densford
                                                  R. E. Densford
                                            Vice President, Secretary
                                          Treasurer and Chief Financial
                                                     Officer





November 7, 1996                          By: /s/ James A. Klein
                                             -------------------
                                                   James A. Klein
                                               Controller and Chief
                                                Accounting Officer