Form 10QSB
period 1996-09-30
ENEX INCOME & RETIREMENT FUND SERIES 3 LP
filed 1996-11-14
CIK 830320

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                              September 30,
ASSETS                                                             1996
                                                          ---------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                    $              4,022
  Accounts receivable - oil & gas sales                                 28,526
                                                          ---------------------

Total current assets                                                    32,548
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                 1,312,406
  Less  accumulated depletion                                        1,148,442
                                                          ---------------------

Property, net                                                          163,964
                                                          ---------------------

TOTAL                                                     $            196,512
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

   Payable to general partner                             $             22,802
                                                          ---------------------



NONCURRENT PAYABLE TO GENERAL PARTNER                                   22,800
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    142,074
   General partner                                                       8,836
                                                          ---------------------

Total partners' capital                                                150,910
                                                          ---------------------

TOTAL                                                     $            196,512
                                                          =====================

Number of $500 Limited Partner units outstanding                         2,988



See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


(UNAUDITED)
                                   QUARTER ENDED                          NINE MONTHS ENDED
                               ------------------------------------    ----------------------------------------

                               September 30,        September 30,        September 30,         September 30,
                                   1996                  1995                 1996                  1995
                               ---------------    -----------------    -----------------    -------------------
REVENUES:
Oil and gas sales               $      18,315     $         23,923     $         82,597     $           57,679
                               ---------------    -----------------    -----------------    -------------------

EXPENSES:
  Depletion                             3,197               17,964               23,344                 38,271
  Impairment of property                    -                    -               52,602                      -
  Production taxes                        988                2,023                4,075                  3,185
  General and administrative            5,974                7,125               21,607                 23,857
                               ---------------    -----------------    -----------------    -------------------

Total expenses                         10,159               27,112              101,628                 65,313
                               ---------------    -----------------    -----------------    -------------------

OTHER INCOME:
 Gain on sale of property                 209                    -                  209                      -
                               ---------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)               $       8,365     $         (3,189)    $        (18,822)    $           (7,634)
                               ===============    =================    =================    ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------

(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                   --------------------------------------------

                                                      September 30,            September 30,
                                                           1996                    1995
                                                   -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                         $          (18,822)            $     (7,634)
                                                   -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities
  Depletion                                                    23,344                   38,271
  Impairment of property                                       52,602                        -
  Gain on sale of property                                       (209)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                       (15,365)                   9,576
Increase (decrease) in:
   Accounts payable                                            (4,292)                  (2,909)
   Payable to general partner                                 (36,901)                 (10,376)
                                                   -------------------      -------------------

Total adjustments                                              19,179                   34,562
                                                   -------------------      -------------------

Net cash provided by operating activities                         357                   26,928
                                                   -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                              1,640                        -
                                                   -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES;
    Cash distributions                                              -                  (30,254)
                                                   -------------------      -------------------


NET (DECREASE) INCREASE IN CASH                                 1,997                   (3,326)

CASH AT BEGINNING OF YEAR                                       2,025                    7,518
                                                   -------------------      -------------------

CASH AT END OF PERIOD                              $            4,022             $      4,192
                                                   ===================      ===================



See accompanying notes to financial statements.
------------------------------------------------------------
                                       I-3

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

3. Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,640. The Company recognized a gain of $209 from the sale.

4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment of $52,602 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased to $18,315 in 1996 from $23,923 in 1995. This represents a decrease of $5,608 (23%). Oil sales increased by $1,540 or 47%. A 31% increase in the average net oil sales price increased sales by $420. A 13% increase in oil production resulted in an additional increase of $1,120. Gas sales decreased by $7,148 or 33%. A 54% decrease in gas production decreased sales by $11,141. This decrease was partially offset by a 46% increase in the average gas sales price. The increase in oil production was primarily the result of higher production from the Pecan Island acquisition, which had a new well drilled on it in 1996. The decrease in gas production was primarily due to lower production from the East Cameron acquisition, which was shut in for a workover in 1996. The increases in the average net oil and gas sales prices were due to relatively higher net profits royalty payments received from the Barnes Estate acquisition, which had lower operating costs in 1996, coupled with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $3,197 in the third quarter of 1996 from $17,964 in the third quarter of 1995. This represents a decrease of $14,767 (82%). The changes in production, noted above, decreased depletion expense by $8,683. A 66% decrease in the depletion rate decreased depletion expense by an additional $6,084. The rate decrease was primarily due to an upward revision of the oil and gas reserves during December 1995 and the lower property basis resulting from the recognition of a $52,602 property impairment in the first quarter of 1996.

Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,640. The Company recognized a gain of $209 from the sale.

General and administrative expenses decreased to $5,974 in 1996 from $7,125 in 1995. This decrease of $1,151 (16%) is primarily due to less staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $82,597 in 1996 from $57,679 in 1995. This represents an increase of $24,918 (43%). Oil sales increased by $3,813 or 40%. A 6% increase in oil production caused sales to increase by $568. A 33% increase in the average net oil sales price increased sales by an additional $3,245. Gas sales increased by $21,105 or 45%. A 61% increase in the average gas sales price increased sales by $26,195. This increase was partially offset by a 10% decrease in gas production. The increases in oil production were primarily due to higher production from the Pecan Island acquisition which had a new well drilled on it in 1996. The decrease in gas production was due primarily to natural production declines. The increases in the average net oil and gas sales prices were due to relatively higher net profits royalty payments received from the Barnes Estate acquisition, which had lower operating costs in 1996, coupled with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $23,344 in the first nine months of 1996 from $38,271 in the first nine months of 1995. This represents a decrease of $14,927 (39%). A 34% decrease in the depletion rate reduced depletion expense by $11,929. Changes in production noted above decreased depletion expense an additonal $2,998. The rate decrease was primarily due to an upward revision of the oil and gas reserves during December 1995 and the lower property basis resulting from the recognition of a $52,602 property impairment in the first quarter of 1996.

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

Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,640. The Company recognized a gain of $209 from the sale.

General and administrative expenses decreased to $21,607 in 1996 from $23,857 in 1995. This decrease of $2,250 (9%) is primarily due to less staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended Sepetmber 30, 1996.

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


                                             ENEX INCOME AND RETIREMENT
                                               FUND - SERIES 3, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




November 13, 1996                           By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer