Form 10KSB/A
period 1995-12-31
ENEX INCOME & RETIREMENT FUND SERIES 3 LP
filed 1997-01-08
CIK 830320

----------------------------------------------------------------------------

----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                              Number of Record Holders
               Title of Class                   (as of March 1, 1996)

              -----------------             ------------------------------


          General Partner's Interests                     1

          Limited Partnership Interests                  144



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


            The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt. The Company plans to repay the amount owed to the general partner over a three year period. Distributions decreased from 1994 to 1995 due primarily to the decrease in the oil and gas sales as noted above. The Company discontinued the payment of distributions in the third quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations in the next twelve months.

Item 7.      Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

The Partners
Enex Income and Retirement Fund -
  Series 3, L.P.:


We have audited the accompanying balance sheet of Enex Income and Retirement Fund - Series 3, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex
Income and Retirement Fund Series 3, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $       2,025
  Accounts receivable - oil & gas sales                                13,161
                                                                 --------------

Total current assets                                                   15,186
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,325,118
  Less  accumulated depreciation and depletion                      1,083,777
                                                                --------------

Property, net                                                         241,341
                                                                --------------

TOTAL                                                           $     256,527
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $       4,292
   Payable to general partner                                          82,503
                                                                --------------

Total current liabilities                                              86,795
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   166,608
   General partner                                                      3,124
                                                                --------------

Total partners' capital                                               169,732
                                                                --------------

TOTAL                                                           $     256,527
                                                                ==============


Number of $500 Limited Partner units outstanding                        2,988



See accompanying notes to financial statements.
------------------------------------------------------------------------------


ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995

                                                  1995                    1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $       (20,427)        $       45,780

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion                                      48,531                  71,533
Decrease in:
  Accounts receivable - oil & gas sales          13,677                  4,216
Increase (decrease) in:
   Accounts payable                               1,383                   (818)
   Payable to general partner                   (18,402)                (5,491)

Total adjustments                                45,189                 69,440

Net cash provided by operating activities        24,762                115,220

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                          (30,255)              (131,975)

NET DECREASE IN CASH                             (5,493)               (16,755)

CASH AT BEGINNING OF YEAR                         7,518                 24,273

CASH AT END OF YEAR                       $       2,025           $      7,518






See accompanying notes to financial statements.

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------




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

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.

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

4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex for its ongoing operations. The Company plans to repay the amount owed to the general partner over a period of three years.

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

                              ENEX INCOME AND RETIREMENT FUND -
                              SERIES 3, L.P.

                              By:  ENEX RESOURCES CORPORATION
                                   the General Partner




December 23, 1996              By:  /s/ G. B. Eckley
                                   -----------------
                                       G. B. Eckley, President


     In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.



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