Form 10QSB/A
period 1996-09-30
ENEX INCOME & RETIREMENT FUND SERIES 3 LP
filed 1997-01-08
CIK 830320

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                              September 30,
ASSETS                                                             1996
                                                          ---------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                    $              4,022
  Accounts receivable - oil & gas sales                                 28,526
                                                          ---------------------

Total current assets                                                    32,548
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                 1,312,406
  Less  accumulated depletion                                        1,148,442
                                                          ---------------------

Property, net                                                          163,964
                                                          ---------------------

TOTAL                                                     $            196,512
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

   Payable to general partner                             $             45,602
                                                          ---------------------


PARTNERS' CAPITAL:
   Limited partners                                                    142,074
   General partner                                                       8,836
                                                          ---------------------

Total partners' capital                                                150,910
                                                          ---------------------

TOTAL                                                     $            196,512
                                                          =====================

Number of $500 Limited Partner units outstanding                         2,988




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
                               ===============    =================    =================    ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
-----------------------------------------------------------------------------------------------------------------------

                                                                                                          PER $500
                                                                                                           LIMITED
                                                                                                           PARTNER
                                                          GENERAL                LIMITED                  UNIT OUT-
                                       TOTAL              PARTNER              PARTNERS                   STANDING
                               -------------------    -------------------    -------------------   --------------------

BALANCE, JANUARY 1, 1994        $         306,609      $           4,807      $         301,802      $             101

CASH DISTRIBUTIONS                       (131,975)               (13,197)              (118,778)                   (40)

NET INCOME                                 45,780                 11,730                 34,050                     12
                               -------------------    -------------------    -------------------   --------------------

BALANCE, DECEMBER 31, 1994                220,414                  3,340                217,074                     73

CASH DISTRIBUTIONS                        (30,255)                (3,027)               (27,228)                    (9)

NET INCOME (LOSS)                         (20,427)                 2,811                (23,238)                    (8)
                               -------------------    -------------------    -------------------   --------------------

BALANCE, DECEMBER 31, 1995                169,732                  3,124                166,608                     56

NET INCOME (LOSS)                         (18,822)                 5,712                (24,534)                    (8)
                               -------------------    -------------------    -------------------   --------------------

BALANCE, SEPTEMBER 30, 1996     $         150,910      $           8,836      $         142,074 (1)  $              48
                               ===================    ===================    ===================   ====================

(1)  Includes 489 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
--------------------------------------------------------------------------
                                       I-3

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


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment of $52,602 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

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

Depletion expense decreased to $23,344 in the first nine months of 1996 from $38,271 in the first nine months of 1995. This represents a decrease of $14,927 (39%). A 34% decrease in the depletion rate reduced depletion expense by $11,929. Changes in production noted above decreased depletion expense an additional $2,998. The rate decrease was primarily due to an upward revision of the oil and gas reserves during December 1995 and the lower property basis resulting from the recognition of a $52,602 property impairment in the first quarter of 1996.


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment of $52,602 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties. Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,640. The Company recognized a gain of $209 from the sale.


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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating, financing and investing activities. Future periodic distributions will be made once sufficient net revenues are accumulated.


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


                           ENEX INCOME AND RETIREMENT
                              FUND - SERIES 3, L.P.
                                  (Registrant)



                          By:ENEX RESOURCES CORPORATION
                                 General Partner



                         By: /s/ R. E. Densford
                                 R. E. Densford
                            Vice President, Secretary
                          Treasurer and Chief Financial
                                     Officer





December 23, 1996        By: /s/ James A. Klein
                             -------------------
                                 James A. Klein
                              Controller and Chief
                               Accounting Officer