Form 10KSB
period 1996-12-31
ENEX INCOME & RETIREMENT FUND SERIES 3 LP
filed 1997-03-31
CIK 830320

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

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

                                    Yes x No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

       State issuer's revenues for its most recent fiscal year. $ 118,862

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None


-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.


Item No.                           Part I                             Page
-------                           --------                           ------



       1     Description of Business                                 I-1

       2     Description of Property                                 I-3

       3     Legal Proceedings                                       I-5

       4     Submission of Matters to a Vote
             of Security Holders                                     I-5


                                   Part II
                                   ---------


       5     Market for Common Equity and
             Related Security Holder Matters                        II-1

       6     Management's Discussion and Analysis
             or Plan of Operation                                   II-2

       7     Financial Statements and Supplementary
             Data                                                   II-4

       8     Changes In and Disagreements With Accountants
             on Accounting and Financial Disclosure                 II-14


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

               The Company is engaged in the oil and gas business through the ownership of non-operating interests in producing oil and gas properties, as detailed in Item 2, below. A non-operating interest typically entitles the holder to receive a specified share of such production, without obligation to develop or operate such property, or bear any development or operating costs (such obligations being assumed by the owner of the working interest in the property).

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

               The Company owns royalty interests in certain oil and gas properties. A "royalty interest" is an interest retained by the lessor in the lease and payable out of 100% of proceeds before deducting any other interests. The Company also owns overriding royalty interests in certain oil and gas properties. An "overriding royalty interest" is an interest in a property which was carved out of the working interest, that is not subject to most operating costs associated with the property.

               The Company does not own working interests nor does it engage directly in any drilling, completing or operating activities, but may benefit from such activities undertaken by the owners of the working interests in properties burdened by the Company's non-operating interests. The Company's operations are concentrated in a single industry segment.

               The principal executive office of the Company is maintained at 800 Rockmead Drive, Suite 200, Three Kingwood Place, Kingwood, Texas 77339. The telephone number at this office is (713) 358-8401.
The Company has no regional offices.

     The Company has no employees. On March 1, 1997, Enex and its subsidiaries employed 23 persons.

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

               Torch Operating Company, Samson Production Services Company and Exxon Company, USA accounted for 45%, 30% and 19%, respectively, of the Company's total sales in 1996. Torch Operating Company and Samson Production Services Company accounted for 53% and 35%, respectively, of the Company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

               The Company's operators of the properties are noted in Item 2 below. Although a significant portion of the Company's properties were operated by a limited number of operators, this concentration does not pose a significant risk since the Company's rights are secured by joint operating agreements.

Environmental and Conservation Regulation

               State regulatory authorities in the states in which the Company owns net profits interests in producing properties are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas for owners of a common reservoir. Each of such regulatory authorities also regulates the amount of oil and gas produced by assigning allowable rates of production, which may be increased or decreased in accordance with supply and demand. Requirements regarding the prevention and clean-up of pollution and similar environmental matters are also generally applicable. The costs, if any, that may be incurred in this regard cannot be predicted.

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

               Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or loss from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.


Item 2.        Description of Property

               Presented   below  is  a  summary  of  the   Company's   property
acquisitions.

               PECAN ISLAND acquisition. Mineral interests and royalty interests in 3 gas wells were acquired from Naomi Morel Kiern effective May 1988 for a purchase price of $136,800. These wells are located in North Pecan Island Field in Vermilion Parish, Louisiana. The Pecan Island acquisition is operated by Exxon Corporation. The Company owns a .80% royalty interest in the wells in the Pecan Island acquisition at December 31, 1996.

               CORINNE acquisition. The Company acquired royalty and mineral interests in 16 wells in Corinne Field, Monroe County, Mississippi, effective July 1, 1988 from Lehndorff of Dallas, Texas for $532,730. The Corinne acquisition is operated by Samson Resources Corp. The Company owns royalty interests ranging from .04% to 2.96% in the wells in the Corinne acquisition at December 31, 1996.

               EAST CAMERON acquisition. The Company acquired an overriding royalty interest in the State Lease 11508 located in East Cameron Block 17, offshore Louisiana. This interest was acquired from John Warren Doyle for $54,500 effective October 1988. The East Cameron acquisition is operated by Torch Operating Co. and Oryx Energy Corp. The Company owns overriding royalty interests ranging from .02% to .5% in the East Cameron acquisition at December 31, 1996.

               BARNES ESTATE acquisition. Effective February 1, 1989, net profits royalty interests in 5 oil and gas wells in Brettchance Field, Webb County, Texas were purchased for $302,806. Enex has assumed operation of these wells. The Company owns net profits royalty interests ranging from 1.625% to 13.0% in the wells in the Barnes Estate acquisition at December 31, 1996.

               RIGNEY acquisition. This acquisition consists of overriding royalty interests in 9 wells located in 4 counties in Michigan. These interests were acquired from M. Spencer Rigney et ux for $31,500 effective March 1, 1989. The Rigney acquisition is operated by Terra Energy, Ltd, West Bay Exploration, Northern Processors, Inc. and Somoco, Inc. Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,640. The Company recognized a gain of $209 from the sale. The Company owns overriding royalty interests ranging from .01% to .51% in the Rigney acquisition at December 31, 1996.

               BAGLEY acquisition. Net profits royalty interests in 7 oil wells located in Bagley Field, Otsego County, Michigan, were acquired for $249,667 effective July 1989. The Bagley acquisition is operated by Terra Energy, Ltd. The Company owns net profits royalty interests ranging from 1.56% to 1.575% in the wells in the Bagley acquisition at December 31, 1996.

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

               Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1996.

Net Oil and Gas Production

               The following table shows for the years ended December 31, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.


                                                           1996           1995
Crude oil and condensate (Bbls).......................    1,120            915
Natural gas (Mcf).....................................   47,767         44,632

                  The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1996 and 1995. The average prices are lower than the average market prices for oil and gas as they are computed using the net revenues received from the Company's ownership of net profit royalty interests.


                                                     1996          1995
Average sales price per barrel of oil........... $  16.26       $ 14.70
Average sales price per Mcf of gas..............     2.11          1.23
Average production taxes per equivalent
   barrel of production.........................     0.60          0.61


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



Number of Equity Security Holders

                                               Number of Record Holders
               Title of Class                    (as of March 1, 1997)
             -----------------                 --------------------------


          General Partner's Interests                      1

          Limited Partnership Interests                   135



Dividends

          The Company made cash distributions to partners of $4 and $9 per $500 investment in 1996 and 1995, respectively. The Company temporarily discontinued the payment of distributions in the third quarter of 1995. A distribution was made in the fourth quarter of 1996. Future distributions are dependent upon, among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce obligations in 1997. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient net cash flow after debt service to pay distributions in the near future.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil and gas sales in 1996 were $118,862 as compared with $68,527 in 1995. This represents an increase of $50,335 or 73%. Oil sales increased by $4,766 or 35%. A 22% increase in oil production caused sales to increase by $3,014. An 11% increase in the average oil net sales price increased sales by an additional $1,752. Gas sales increased by $45,569 or 83%. A 7% increase in gas production increased sales by $3,856. A 72% increase in average gas net sales prices increased sales by an additional $41,713. The increases in oil and gas production were primarily due to higher production from the Pecan Island acquisition which had new wells drilled on it in 1996. The increases in the average net oil and gas sales prices were due to relatively higher net profits royalty payments received from the Barnes Estate acquisition, which had lower operating costs in 1996, coupled with higher prices in the overall market for the sale of oil and gas.

            Depletion expense decreased to $25,415 in 1996 from $48,531 in 1995. This represents a decrease of $23,116 or 48%. A 52% decrease in the depletion rate reduced depletion expense by $27,346. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $52,602 impairment of property in the first quarter of 1996, as noted below, coupled with upward revisions of the oil and gas reserves during 1996.

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

            Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,640. The Company recognized a gain of $209 from the sale. The impact of these sales on current and future net revenues are not expected to be material, as such interests represented approximately 1% of historical and future net revenues.

            General and administrative expenses were $30,690 in 1996 as compared with $35,296 in 1995. This decrease of $4,606 or 13% was primarily due to less staff time being required to manage the Company's operations in 1996.

Capital Resources and Liquidity

            The Company's cash flows from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flows from 1995 to 1996 are due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flows to the Company's partners.

            The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt. The Company plans to repay the amount owed to the general partner over a two year period. Distributions decreased from 1995 to 1996 due primarily to the repayment of $40,095 of debt payable to the general partner in 1996 as compared to repayment of $18,402 in 1995. The Company temporarily discontinued the payment of distributions in the third quarter of 1995. A distribution was made in the fourth quarter of 1996. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1997. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient net cash flow after debt service to pay distributions in the near future.

Item 7.      Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

The Partners
Enex Income and Retirement Fund -
  Series 3, L.P.:


We have audited the accompanying balance sheet of Enex Income and Retirement Fund - Series 3, L.P. (a New Jersey limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex
Income and Retirement Fund Series 3, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Income and Retirement Fund - Series 3, L.P. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1997

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

BALANCE SHEET, DECEMBER 31, 1996
----------------------------------------------------------------------------

ASSETS
                                                                1996
                                                       ---------------------
CURRENT ASSETS:
  Cash                                                 $              8,244
  Accounts receivable - oil & gas sales                              34,657
                                                       ---------------------

Total current assets                                                 42,901
                                                       ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                              1,312,406
  Less  accumulated depletion                                     1,150,513
                                                       ---------------------

Property, net                                                       161,893
                                                       ---------------------

TOTAL                                                  $            204,794
                                                       =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                    $              2,178
   Payable to general partner                                        42,408
                                                       ---------------------

Total current liabilities                                            44,586
                                                       ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                 150,235
   General partner                                                    9,973
                                                       ---------------------

Total partners' capital                                             160,208
                                                       ---------------------

TOTAL                                                  $            204,794
                                                       =====================


Number of $500 Limited Partner units outstanding                      2,988



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------

                                                  1996                  1995
                                          -------------------    -------------------

REVENUES:
  Oil and gas sales                       $          118,862          $      68,527
                                          -------------------    -------------------

EXPENSES:
  Depletion                                           25,415                 48,531
  Impairment of property                              52,602                      -
  Production taxes                                     5,446                  5,127
  General and administrative:
    Allocated from general partner                    28,526                 30,983
    Direct expense                                     2,164                  4,313
                                          -------------------    -------------------

Total expenses                                       114,153                 88,954
                                          -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                          4,709                (20,427)
                                          -------------------    -------------------

OTHER INCOME
  Gain on sale of property                               209                      -
                                          -------------------    -------------------

NET INCOME (LOSS)                         $            4,918         $      (20,427)
                                          ===================    ===================





See accompanying notes to financial statements.
----------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------

                                                                                                                       PER $500
                                                                                                                       LIMITED
                                                                                                                       PARTNER
                                                                             GENERAL             LIMITED               UNIT OUT-
                                                         TOTAL               PARTNER            PARTNERS                STANDING
                                                   -----------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1995                              $     220,414         $      3,340     $        217,074     $             72

CASH DISTRIBUTIONS                                          (30,255)              (3,027)             (27,228)                  (9)

NET INCOME (LOSS)                                           (20,427)               2,811              (23,238)                  (8)
                                                   -----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995                                  169,732                3,124              166,608                   55

CASH DISTRIBUTIONS                                          (14,442)              (1,444)             (12,998)                  (4)

NET INCOME (LOSS)                                             4,918                8,293               (3,375)                  (1)
                                                   -----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996                           $      160,208         $      9,973     $        150,235 (1) $             50
                                                   =================    =================    =================    =================



(1)  Includes 505 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------

                                                                    1996                    1995
                                                            -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $            4,918            $     (20,427)
                                                            -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion                                                             25,415                   48,531
  Impairment of property                                                52,602                        -
  Gain on sale of property                                                (209)                       -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                (21,496)                  13,677
Increase (decrease) in:
   Accounts payable                                                     (2,114)                   1,383
   Payable to general partner                                          (40,095)                 (18,402)
                                                            -------------------      -------------------

Total adjustments                                                       14,103                   45,189
                                                            -------------------      -------------------

Net cash provided by operating activities                               19,021                   24,762
                                                            -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property                                         1,640                        -
                                                            -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                                 (14,442)                 (30,255)
                                                            -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                          6,219                   (5,493)

CASH AT BEGINNING OF YEAR                                                2,025                    7,518
                                                            -------------------      -------------------

CASH AT END OF YEAR                                         $            8,244            $       2,025
                                                            ===================      ===================


See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------
FOR THE TWO YEARS ENDED DECEMBER 31, 1996



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

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income(loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1996:

                                                                                     Allocable to                    Per $500
                                                                      -------------------------------------
                                                                                                                     Limited
                                                                            General            Limited             Partner Unit
                                                       TOTAL                Partner           Partners             Outstanding
                                                 -----------------    ------------------ ------------------   ---------------------
Net income (loss) as reflected in the
     accompanying financial statements           $          4,918     $           8,293  $          (3,375)   $                 (1)
Reconciling items:
Difference in gain on property sales
     for federal income tax purposes and
     the amount computed for financial
     reporting purposes                                       201                   (21)               222                       -
  Difference in depletion computed
     for federal income tax purposes
     and the amount computed for
     financial reporting purposes                          29,630                     -             29,630                      10
                                                 -----------------    ------------------ ------------------   ---------------------

Net income for federal
   income tax purposes                           $         34,749     $           8,272  $          26,477    $                  9
                                                 =================    ================== ==================   =====================


Net income for federal  income tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:

                                                                                     Allocable to                    Per $500
                                                                      -------------------------------------
                                                                                                                     Limited
                                                                            General            Limited             Partner Unit
                                                       TOTAL                Partner           Partners             Outstanding
                                                 -----------------    ------------------ ------------------   ---------------------
Partners' capital as reflected in the
     accompanying financial statements           $        160,208     $           9,973  $         150,235    $                 50
Reconciling items:
  Difference in accumulated
     depletion and amortization
     for financial reporting and
     federal income tax purposes                           57,584                     -             57,584                      19
Accumulated difference in property
     sales for financial reporting purposes
     and for federal income tax purposes                      201                   (21)               222                       -
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                  154,825                     -            154,825                      52
                                                 -----------------    ------------------ ------------------   ---------------------

Partners' capital for federal
     income tax purposes                         $        372,818     $           9,952  $         362,866    $                121
                                                 =================    ================== ==================   =====================

4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex for its ongoing operations. The Company plans to repay the amount owed to the general partner over a period of two years.

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

6.           SIGNIFICANT PURCHASERS

             Torch Operating Company, Samson Production Services Company and Exxon Company, USA accounted for 45%, 30% and 19%, respectively, of the Company's total sales in 1996. Torch Operating Company and Samson Production Services Company accounted for 53% and 35%, respectively, of the Company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales.

7.           SALE OF PROPERTY

             Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,640. The Company recognized a gain of $209 from the sale.

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1996. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                                          Per $500                                  Per $500
                                                                           Limited              Natural              Limited
                                                       Oil              Partner Unit              Gas             Partner Unit
                                                      (BBLS)             Outstanding             (MCF)             Outstanding
                                                 -----------------    ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

January 1, 1995                                             4,960                     1              288,752                   87

    Revisions of previous estimates                           443                     -               18,998                    6
    Production                                               (915)                    -              (44,632)                 (14)
                                                 -----------------    ------------------   ------------------   ------------------

December 31, 1995                                           4,488                     1              263,118                   79

    Revisions of previous estimates                         1,036                     -               69,237                   21
    Production                                             (1,120)                    -              (47,767)                 (14)
                                                 -----------------    ------------------   ------------------   ------------------

December 31, 1996                                           4,404                     1              284,588                   86
                                                 =================    ==================   ==================   ==================



PROVED DEVELOPED RESERVES:

January 1, 1995                                             4,960                     1              288,752                   87
                                                 =================    ==================   ==================   ==================

December 31, 1995                                           4,488                     1              263,118                   79
                                                 =================    ==================   ==================   ==================

December 31, 1996                                           4,404                     1              284,588                   86
                                                 =================    ==================   ==================   ==================

Item 8.      Changes In and Disagreements With Accountants on Accounting and
               Financial Disclosure


             Not Applicable

                                    PART III

------------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

              The Company's sole General Partner is Enex Resources Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

              Gerald B. Eckley. Mr. Eckley, age 70, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972-1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

              William C. Hooper, Jr. Mr. Hooper, age 59, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

              Stuart Strasner. Mr. Strasner, age 67, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.


                                      III-1

     Martin J. Freedman. Mr. Freedman, age 72, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

              James Thomas Shorney. Mr. Shorney, age 71, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 43, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

              On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. The SEC took the position that because Mr. Carl (1) provided substantial

                                      III-2
financial support to his mother, (2) commingled his mother's assets with his own, (3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

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

              In   relation  to  the  same   matter,   the  SEC  has  issued  an
administrative  Order  pursuant to Section 21C of the  Exchange  Act against Mr.
Carl, finding that he violated Section 16(a) and the rules thereunder and requiring him to cease and desist from committing or causing any violation or future violation of those provisions. Without admitting allegations in the SEC's Order, Mr. Carl consented to the entry of the Order.

     Robert E. Densford. Mr. Densford, age 39, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President- Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 33, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.      Executive Compensation

              The Company has no Directors or executive officers.

              The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

              The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company incurred $28,526 and $30,983 of such administrative costs payable to the General Partner in 1996 and 1995, respectively.

                                      III-3

Item 11.      Security Ownership of Certain Beneficial Owners and Management

                                            $500 Limited
                           Name of          Partner Units             Percent
 Title of Class       Beneficial Owner     Owned Directly            of Class
 ---------------     -----------------     ---------------          ----------


 Limited Partner       Enex Resources                 505            16.9010%


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

         See Item Number 2 - "Description of Property" in this report for a description of the properties operated by Enex. Enex operates such properties under the terms of a Joint Operating Agreement ("JOA"). Overhead charges allowed to third parties under the JOA in accordance with the Council of Petroleum Accountants Societies are not charged to the Company. Such costs are considered to be within the general and administrative overhead charges allocated to the Company.

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


                                      III-4

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


                                      III-5

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

                              ENEX INCOME AND RETIREMENT FUND -
                              SERIES 3, L.P.

                              By:  ENEX RESOURCES CORPORATION
                                   the General Partner




March 18, 1997                 By:  /s/ G. B. Eckley
                                   -----------------
                                       G. B. Eckley, President


     In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.



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