Form 10QSB
period 1997-03-31
ENEX INCOME & RETIREMENT FUND SERIES 3 LP
filed 1997-05-15
CIK 830320

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
---------------------------------------------------------------------------

                                                            MARCH 31,
ASSETS                                                         1997
                                                      ---------------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                $             16,613
  Accounts receivable - oil & gas sales                             36,478
                                                      ---------------------

Total current assets                                                53,091
                                                      ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                             1,312,406
  Less  accumulated depletion                                    1,159,717
                                                      ---------------------

Property, net                                                      152,689
                                                      ---------------------

TOTAL                                                 $            205,780
                                                      =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                   $              1,202
   Payable to general partner                                       34,894
                                                      ---------------------

Total current liabilities                                           36,096
                                                      ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                157,842
   General partner                                                  11,842
                                                      ---------------------

Total partners' capital                                            169,684
                                                      ---------------------

TOTAL                                                 $            205,780
                                                      =====================


Number of $500 Limited Partner units outstanding                     2,988






See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------

(UNAUDITED)                               THREE MONTHS ENDED
                                   ----------------------------------------

                                      MARCH 31,              MARCH 31,
                                         1997                  1996
                                 -------------------    -------------------

REVENUES:
Oil and gas sales                $           39,715         $       28,398
                                 -------------------    -------------------

EXPENSES:
  Depletion                                   9,204                 11,377
  Impairment of property                          -                 52,602
  Production taxes                            1,448                  1,260
  General and administrative                  6,979                  8,495
                                 -------------------    -------------------

Total expenses                               17,631                 73,734
                                 -------------------    -------------------

NET INCOME (LOSS)                $           22,084        $       (45,336)
                                 ===================    ===================


See accompanying notes to financial statements.
---------------------------------------------------------------------------
                                       I-2

ENEX  INCOME AND RETIREMENT FUND - SERIES 3, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------------------------

                                                                                            PER $500
                                                                                             LIMITED
                                                                                             PARTNER
                                                       GENERAL            LIMITED           UNIT OUT-
                                  TOTAL                PARTNER           PARTNERS           STANDING
                            -----------------    ------------------ ------------------  -----------------

BALANCE, JANUARY 1, 1996    $        169,732     $           3,124  $         166,608        $        56

CASH DISTRIBUTIONS                   (14,442)               (1,444)           (12,998)                (4)

NET INCOME (LOSS)                      4,918                 8,293             (3,375)                (1)
                            -----------------    ------------------ ------------------  -----------------

BALANCE, DECEMBER 31, 1996           160,208                 9,973            150,235                 51

CASH DISTRIBUTIONS                   (12,608)               (1,260)           (11,348)                (4)

NET INCOME                            22,084                 3,129             18,955                  6
                            -----------------    ------------------ ------------------  -----------------

BALANCE, MARCH 31, 1997     $        169,684     $          11,842  $         157,842 (1)    $        53
                            =================    ================== ==================  =================


(1)  Includes 505 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------
                                       I-3

ENEX INCOME AND RETIREMENT FUND - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                            ------------------------------------------

                                                               MARCH 31,                MARCH 31,
                                                                  1997                    1996
                                                          -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $           22,084           $      (45,336)
                                                          -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion                                                            9,204                   11,377
  Impairment of property                                                   -                   52,602
(Increase) in:
  Accounts receivable - oil & gas sales                               (1,821)                 (11,112)
(Decrease) in:
   Accounts payable                                                     (976)                  (3,850)
   Payable to general partner                                         (7,514)                  (3,360)
                                                          -------------------      -------------------

Total adjustments                                                     (1,107)                  45,657
                                                          -------------------      -------------------

Net cash provided by operating activities                             20,977                      321
                                                          -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                               (12,608)                       -
                                                          -------------------      -------------------

NET INCREASE IN CASH                                                   8,369                      321

CASH AT BEGINNING OF YEAR                                              8,244                    2,025
                                                          -------------------      -------------------

CASH AT END OF PERIOD                                     $           16,613           $        2,346
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

2. A cash distribution was made to the limited partners of the Company in the amount of $11,348 representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $28,398 in 1996 to $39,715 in 1997. This represents an increase of $11,317 (40%). Oil sales decreased by $1,422 or 25%. A 54% decrease in oil production caused sales to decrease by $3,132. This decrease was partially offset by a 64% increase in average net oil sales prices. Gas sales increased by $12,739 or 56%. A 54% increase in average net gas sales prices increased sales by $12,451. A 1% increase in gas production increased sales by an additional $288. The decrease in oil production was primarily the result of a shut in of production from the Bagley acquisition to perform a workover, coupled with natural production declines. The increase in gas production was primarily the result of additional wells drilled on the Pecan Island acquisition in 1996, partially offset by natural production declines. The increases in the average oil and gas net sales prices were primarily due to higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased from $11,377 in the first quarter of 1996 to $9,204 in the first quarter of 1997. This represents a decrease of $2,173 (24%). A 14% decrease in the depletion rate reduced depletion expense by $1,476. The changes in production, noted above, reduced depletion expense by an additional $697. The rate decrease was primarily due to an upward revision of the oil and gas reserves during December 1996.

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

General and administrative expenses decreased from $8,495 in the first quarter of 1996 to $6,979 in the first quarter of 1997. This decrease of $1,516 (18%) is primarily due to less staff time being required to manage the Company's operations in 1997.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales
described   above.  It  is  the  general   partner's   intention  to  distribute
substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

The Company discontinued the payment of distributions during 1995. A distribution was made in the first quarter of 1997. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. Based on the December 31, 1996 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating, financing and investing activities. Future periodic distributions will be made once sufficient net revenues are accumulated.

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   ENEX INCOME AND RETIREMENT
                                                     FUND - SERIES 3, L.P.
                                                   --------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer